Form 10QSB
period 2006-03-31
SMART TRUCK SYSTEMS INC
filed 2006-05-16
CIK 1330650

________________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________

                                   FORM 10-QSB
                              ____________________


                      FOR THE QUARTER ENDED MARCH 31, 2006

                       COMMISSION FILE NUMBER: 333-128107


                            SMART TRUCK SYSTEMS, INC.
                            -------------------------
                     (Small Business Issuer in its Charter)

            NEVADA                                              34-2001531
            ------                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


       22101 Alessandro Boulevard
        Moreno Valley, California                                       92553
        -------------------------                                       -----
(Address of principal executive offices)                             (Zip Code)

                    Issuer's Telephone Number: (951) 653-5955
                       Issuer's Fax Number: (951) 653-5520


         Securities registered under Section 12(b) of the Exchange Act:

                                                    (Name of each exchange
 (Title of each class)                                on which registered)
  -------------------                                 -------------------
         NONE                                                   N/A

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, PAR VALUE $.001
                          -----------------------------
                              (Title of each class)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                    Yes [ ]     No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                    Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares of the issuer's common stock, par value $.001, outstanding as of May 15, 2006: 8,513,374 shares.

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format    YES  |_|    NO   |X|

Table of Contents

                            SMART TRUCK SYSTEMS, INC.
                                   FORM 10-QSB



PART I. FINANCIAL INFORMATION
        ---------------------


Item 1. Financial Statements (unaudited)

Condensed balance sheets at March 31, 2006 and March 31, 2005


Consolidated statements of income for the Three Months and Nine Months ended March 31, 2006 and 2005

Consolidated Statements of Stockholders' Equity for the year ended June 30, 2005 and through March 31, 2006

Consolidated statements of cash flows for the Three Months ended March 31, 2006 and 2005

Notes to condensed financial statements

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Item 3 - Controls and Procedures


PART II.   OTHER INFORMATION
           -----------------

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


Signatures

                                     PART I

PART I FINANCIAL INFORMATION

General

     The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the company's audited report on Form SB-2 for the year ended June 30, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2006, are not necessarily indicative of the results that can be expected for the year ended June 30, 2006.

                            Smart Truck Systems, Inc.
                          (A Development Stage Company)
                              Financial Statements
                                 March 31, 2006
                                    UNAUDITED

Balance Sheets:

         March 31, 2005 and 2006, and  June 30, 2005                     F-2

Statement of Income

         Quarter Ending March 31, 2005
         Quarter Ending through March 31, 2006
         Nine Month Period Ending March 31, 2006
         Since Inception, June 11, 2004, through March 31, 2006          F-3

Statement of Shareholder Equity

         For the Period From June 11, 2004 (inception) through
         March 31, 2006                                                  F-4

Statement of Cash Flows

         Quarter Ending March 31, 2005
         Quarter Ending through March 31, 2006
         Nine Month Period Ending March 31, 2006
         Since Inception, June 11, 2004, through March 31, 2006          F-5

Notes to the Consolidated Financial Statements                           F-6


                            Smart Truck Systems, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                    Unaudited

                                                             March 31,      June 30,      March 31,
                                                               2005           2005          2006
                                                             ----------    ----------    ----------
                                          ASSETS
Current Assets
    Cash                                                     $  (14,852)   $    3,003    $    1,743
    Accounts receivable                                         226,749       392,886       445,930
    Inventories                                                 915,752       855,998       588,700
    Prepaid expenses                                                 --        11,227            --
                                                             ----------    ----------    ----------
                                     Total Current Assets     1,127,649     1,263,114     1,036,373
Fixed Assets
    Office equipment                                             77,331        77,331        77,331
    Manufacturing equipment                                   1,107,246     1,107,246     1,107,246
    Dies and Jigs                                             1,453,000     1,453,000     1,453,000
    Show equipment                                              149,500       149,500       149,500
    Vehicles                                                    200,500       201,493       201,493
                                                             ----------    ----------    ----------
                                                              2,987,577     2,988,570     2,988,570

    Less Accumulated depreciation                              (408,195)     (583,135)   (1,107,957)
                                                             ----------    ----------    ----------
                                                              2,579,382     2,405,435     1,880,613
Other Assets
    Deposits                                                         --         5,050         5,050
                                                             ----------    ----------    ----------

                                                                     --         5,050         5,050
                                                             ----------    ----------    ----------
                                           Total Assets      $3,707,031    $3,673,599    $2,922,036
                                                             ==========    ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                        $    15,897    $  385,420    $  312,450
    Warranty reserve                                              5,044        13,871        28,868
    Accrued expenses                                            110,000       160,040            --
    Accrued interest                                                                         25,221
    Notes Payable - Related Parties                              80,000       647,156
    Notes Payable - Short Term                                       --            --       290,000
    Accrued payroll                                                  --        45,928        45,527
    Accrued and withheld taxes                                       --         1,686            --
                                                             ----------    ----------    ----------
                                 Total Current Liabilities      210,941       606,945     1,349,222

     Notes Payable - Long Term                                       --            --            --

                                         Total Liabilities      210,941       606,945     1,349,222

                                         EQUITY
Stockholders' Equity
    Common Stock                                                  8,056         8,513         8,732
    Additional contributed and paid in capital                4,381,273     4,665,016     4,882,177
    Deficit accumulated during the development stage           (893,240)   (1,582,826)   (3,303,835)
    Stock subscription receivable                                    --       (24,049)           --
                                                             ----------    ----------    ----------
                                                              3,496,090     3,066,654     1,587,075
                                                             ----------    ----------    ----------
                Total Liabilities and Stockholders' Equity   $3,707,031    $3,673,599    $2,922,036
                                                             ==========    ==========    ==========

                 See accompanying notes to financial statements.


                            Smart Truck Systems, Inc.
                          (A Development Stage Company)
                               Statement of Income
                                 For the Periods
          Quarter Ending March 31, 2005, Quarter Ending March 31, 2006
                        Nine Months Ending March 31, 2006
                Inception, June 11, 2004, through March 31, 2006
                                    Unaudited

                                                                         Nine             Inception
                                      Quarter Ending   Quarter Ending    Months Ending    Through
                                      March 31, 2005   March 31, 2006    March 31, 2006   March 31, 2006
                                      --------------   --------------    --------------   ---------------
Sales                                 $  437,354       $  422,813        $  990,623       $2,292,703

Cost of Sales
        Direct cost of sales             386,454          708,139         1,124,413        2,375,384
        Indirect cost of sales           326,895          360,322           979,632        2,055,738
                                      ----------       ----------        ----------       ----------
                                         713,349        1,068,461         2,104,045        4,431,122
                                      ----------       ----------        ----------       ----------
Gross Profit                            (275,995)        (645,648)       (1,113,423)      (2,138,419)

Marketing & administrative expenses
        Marketing                         22,005           55,052           259,733          420,925
        Administrative                    51,169          101,436           360,514          757,152
                                      ----------       ----------        ----------       ----------
                                          73,174          156,488           620,247        1,178,077
                                      ----------       ----------        ----------       ----------
Loss before taxes                       (349,169)        (802,136)       (1,733,670)      (3,302,235)

Tax Provisions
        Tax provisions                        --            1,600             1,600            1,600
                                      ----------       ----------        ----------       ----------

Net Loss                              $ (349,169)      $ (803,736)      $(1,735,270)     $(3,303,835)
                                      ==========       ==========       ===========      ===========


Net Loss Per Share                                     $    (0.09)      $     (0.20)

Average Shares Outstanding                              8,659,178         8,561,975


                 See accompanying notes to financial statements.


                            Smart Truck Systems, Inc.
                        Statement of Shareholders' Equity
      For the Period From June 11, 2004 (Inception) through March 31, 2006
                                    Unaudited
                                                                                         Deficit
                                                                                        Accumulated
                                                                          Additional    During the       Stock
                                                    Common Stock            Paid in     Development   Subscriptions
                                                Shares         Value        Capital        Stage        Receivable     Total
                                               ----------    ---------     ---------     ---------     -----------   ---------
Balance June 11, 2004 and June 30, 2004                --   $       --    $       --    $       --   $        --    $       --
  Shares issued per asset exchange agreement    4,000,000        4,000     3,647,429            --            --     3,651,429
  Shares issued pursuant
    to stock purchase agreement                 4,000,000        4,000       746,000            --            --       750,000
  Merger with Homesmart.com, Inc.                 494,951          495          (495)           --            --            --
  Shares sold                                     288,423          288       271,812            --       (24,049)      248,051
  Retirement of Shares                            270,000)        (270)          270            --            --            --
  Net (Loss)                                           --           --            --     1,582,826)           --    (1,582,826)
                                               ----------   ----------    ----------    ----------    ----------    ----------
Balance June 30, 2005                           8,513,374   $    8,513    $4,665,016   $(1,582,826)   $  (24,049)   $3,066,654
                                               ==========   ==========    ==========   ===========    ==========    ==========

  Receivable collected                                 --           --            --            --        24,049        24,049
  Shares sold                                     218,706          219       217,161            --            --       217,380
  Net (Loss)                                           --           --            --    (1,735,270)           --    (1,735,270)
                                               ----------   ----------    ----------    ----------    ----------    ----------

Balance March 31, 2006                          8,732,080   $    8,732    $4,882,177   $(3,318,096)   $       --    $1,572,813
                                               ==========   ==========    ==========   ===========    ==========    ==========


                 See accompanying notes to financial statements.


                            Smart Truck Systems, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                 For the Periods
          Quarter Ending March 31, 2005, Quarter Ending March 31, 2006
                        Nine Months Ending March 31, 2006
             Since Inception, June 11, 2004, through March 31, 2006
                                    Unaudited

                                                                               Nine         Since
                                                   Quarter      Quarter       Months      Inception,
                                                   Ending       Ending        Ending     June 11, 2004,
                                                  March 31,    March 31,     March 31,     Through
                                                    2005         2006          2006      March 31, 2006
                                                 ----------   ----------   -----------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (Loss)                                   $(349,169)    $(803,736)  $(1,735,270)  $(3,318,096)
    Adjustments to reconcile net earnings to
      cash (Used) by operating activities:
        Depreciation                               174,941       174,941       524,822     1,107,957
    Changes in Current Assets and Liabilities
      (Increase) in Accounts receivable            (64,609)     (160,047)      (53,044)     (445,930)
      (Increase) in Inventories                    (96,015)      467,303       267,298        78,626
      (Increase) in Prepaid expenses                 7,282            --        11,227            --
      Increase in Accounts payable                 (30,958)      (50,695)      (72,970)      312,450
      Increase in Warranty reserve                     662        10,169        14,997        28,868
      Increase in Accrued expenses                  60,000      (290,000)     (160,040)           --
      Increase in Accrued interest                      --        25,221        25,221        25,221
      Increase in Notes Payable                     80,000       401,156       937,156       937,156
      Increase in Accrued Payroll                  (40,524)       16,852          (401)       45,527
      Increase in Accrued and withheld taxes        (9,009)       (6,801)       (1,686)           --
                                                ----------    ----------    ----------    ----------
    NET CASH (USED) BY OPERATING
               ACTIVITIES                         (267,398)     (215,637)     (242,689)   (1,228,221)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Fixed assets                         (3,475)           --            --        (4,468)
   Increase in deposits                                               --            --        (5,050)
                                                ----------    ----------    ----------    ----------
   NET CASH (USED) IN INVESTING
              ACTIVITIES                            (3,475)           --            --        (9,518)

CASH FLOWS FROM FINANCING ACTIVITIES

   Sale of Common stock                            256,021       217,381       217,381     1,239,482
   Increase in Stock subscription receivable                                                 (24,049)
   Payment of Stock subscription receivable             --            --        24,049        24,049
                                                ----------    ----------    ----------    ----------
   NET CASH PROVIDED FROM
             FINANCING ACTIVITIES                  256,021       217,381       241,430     1,239,482
                                                ----------    ----------    ----------    ----------
                                                   (14,852)        1,743        (1,259)        1,743


CASH AT BEGINNING OF PERIOD                             --            --         3,003            --

CASH AT END OF PERIOD                           $  (14,852)   $    1,743    $    1,743    $    1,743
                                                ==========    ==========    ==========    ==========


                 See accompanying notes to financial statements.

                    SMART TRUCK SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

History
-------

Smart Truck Systems, Inc (the Company) was formed in the State of Nevada on June 11, 2004 and was dormant from June 11, 2004 through June 30, 2004.

In September 2004, the Company acquired 100% of the outstanding shares of STS Manufacturing Co., a California Corporation that was organized to manufacture trash collection trucks for the waste collection industry. The Company occupies an 81,000-sq. ft. manufacturing facility located on eight and a half acres of Riverside County, forty miles west of Los Angeles.

On March 8, 2005, the Company entered into an Articles of Merger agreement with Homesmart.com, Inc. a publicly traded shell corporation formed in the state of Colorado on April 14, 1995. Homesmart.com was a shell with no assets and liabilities at the time of the acquisition and the shareholders of the legally acquired company Smart Truck Systems, Inc, obtained a majority of the shares of the combined entity. Therefore the acquisition was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. The Nevada Company was merged into the Colorado Company and ceased existence on the effective date of the merger when the two companies' became a single corporation. Wherein Homesmart.com, Inc. redomesticated in the state of Nevada and changed its name to Smart Truck Systems, Inc.

On March 8, 2005 Homesmart.com, Inc. reversed its common stock 100 to 1 and the control of the company was transferred to the officers of Smart Truck Systems, Inc. After the reverse, a major stockholder owned 270,000 shares of common stock of Homesmart.com, Inc. and the remaining 1,800 shareholders collectively owed 224,951 shares of common stock of Homesmart.com, Inc. There after on March 8, 2005 Homesmart.com, Inc. completed a reverse merger with Smart Truck Systems, Inc. The reverse merger required Smart Truck Systems, Inc. shareholders to exchange there stock for Homesmart.com, Inc. stock on a one for one basis. The reverse merger required Homesmart.com, Inc. to (1) exchange 8,000,000 common shares of its stock for 8,000,000 common shares of Smart Truck Systems, Inc. (2) For Homesmart.com, Inc. to change its name to Smart Truck Systems, Inc., (3) For Homesmart.com, Inc. to redomesticate in the state of Nevada.

On March 8, 2005 at the completion of the merger the Smart Truck Systems, Inc. shareholders obtained a majority of the common shares 8,000,000 or 94% of the combined entity and the original shareholders of Homesmart.com, Inc. held 224,951 common shares or 2.6% of the combined entity.

All significant inter-company transactions have been eliminated in the preparation of these financial statements.

Cash and Cash Equivalents
-------------------------

For purposes of the statement of cash flows, the Company considers all short-term debt securities to be cash equivalents.

Cash paid during the period for:

                                        2004
                                       ------
           Interest                    $ -0-
           Income taxes                  -0-

                    SMART TRUCK SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
----------------------------------------------------------------

Inventories
-----------

Inventories are valued at the lower of cost or market basis using the first-in first-out method of costing. The breakdown of inventory at March 31, 2006 is as follows:

Raw materials                                             $   189,960
Equipment                                                     168,190
Work in process                                               176,625
Finished Goods                                                 53,925
                                                          -----------
                                                          $   588,700
                                                          ===========

Property and Equipment
----------------------

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of property and equipment is provided for on a straight line basis over their estimated useful lives as follows:

Office equipment                                          5 years
Equipment                                                 10 years
Die and jigs                                              3 years
Show equipment                                            5 years
Vehicles                                                  3 years

The following schedule details the depreciation expense recorded for the Company property and equipment:

                                                             Depreciation
                                                                  Expense
                                                             ------------
             For the Quarter Ending     March 31, 2005            174,941
             For the Quarter Ending     March 31, 2006            174,941
   For the Nine Month Period Ending     March 31, 2006            524,822
            Since Inception Through     March 31, 2006          1,107,957



Warranty Reserves
-----------------

The major components of the products the Company sells have pass through warranties, from the component manufacturers. Accordingly, the Company has established a warranty reserve on all units sold of 2.5% of the gross selling price. Management intends to reevaluate the reserve annually.

Income Taxes
------------

At March 31, 2006 the Company has a net operating loss carry forward of approximately $3,313,154. There may be certain limitations on the Company's ability to utilize the loss carry-forwards in the event of a change of control, should that occur. The amount recorded as a deferred tax asset, cumulative as of June 30, 2005, is $1,126,000, which represents the amount of tax benefits of the loss carry-forwards.

                    SMART TRUCK SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
----------------------------------------------------------------

The Company has established a valuation allowance for this deferred tax asset of $ 1,126,000 as the Company has no long-term history of profitable operations. The significant components of the net deferred tax asset as of March 31, 2006 are:

Net operating losses                                      $   1,126,000
Valuation allowance                                          (1,126,000)
                                                          -------------
Net deferred tax asset                                    $         -0-
                                                          =============
Use of Estimates
----------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Significant estimates used for the preparation of these financial statements are the value of fixed assets purchased and depreciable lives of the assets purchased. See Note 2.

Concentration of Credit Risks
-----------------------------

During the period, the Company had deposits in banks in excess of the FDIC insurance limit.

Development Stage
-----------------

The Company is classified as a development stage entity, since it devotes most of its activities to establishing business and its principal activities have not yet commenced.

NOTE 2 -- ASSET EXCHANGE AGREEMENT
----------------------------------

On August 23, 2004 the Nevada Company entered into an asset exchange agreement with a shareholder, whereby the Nevada Company issued 4,000,000 shares of its common stock for selected manufacturing assets. The management values these assets purchased and the share issue as follows:

                    SMART TRUCK SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006

NOTE 2 -- ASSET PURCHASE AGREEMENT -- CONTINUED
-----------------------------------------------

                    Inventories                           $         667,327
                    Office equipment                                 73,856
                    Manufacturing equipment                       1,107,246
                    Dies and Jigs                                 1,453,000
                    Show equipment                                  200,500
                    Vehicles                                        149,500
                                                          -----------------
Total Value of Stock Issued and Assets Purchased          $       3,651,429
                                                          =================

The value established by management is a significant estimate used in the preparation of these financial statements and was made using values from recent used equipment actions, and brokers publications of used equipment for sale for similar items. Blue book values were used for the vehicles.

In addition, the depreciable life assigned to these items (Note 1) is a significant estimate.

These estimates are required by generally accepted accounting principles. Actual results could differ from these estimates.

NOTE 3 - NOTES PAYABLE
----------------------

Notes Payable
-------------

At March 31, 2006, the Company has the following short term notes, all unsecured, outstanding


                                                               Interest                      Interest       Maturity
                                                   Principal      Rate/           Note        Accrued           Date
 Notes Payable - Related Parties                      Amount      Annum           Date      3/31/2006

 Vilagi                                              150,000         8%      8/15/2005       7,495.89      8/15/2006
 Vilagi                                               20,000         8%       2/1/2006         254.25      6/30/2006
 Cashman                                              87,156         5%      9/30/2005       2,172.93     12/31/2006
 Shirvanian Family Investment Partnership            390,000         7%       2/1/2006       4,338.08      6/30/2006
                                               --------------                           --------------
                                     Subtotal        647,156                                12,088.22

 Notes Payable

 Rabaldi                                             120,000         7%      12/1/2005       2,761.64      6/30/2006
 Sound Development                                    50,000         7%     11/16/2005       1,294.52      6/30/2006
 G Smith                                             120,000        15%     11/11/2005       6,904.10      6/30/2006
                                               --------------                           --------------
                                     Subtotal        290,000                                10,960.27

                                               --------------                           --------------
                          Total Notes Payable        937,156                                   23,048
                                               ==============                           ==============

The Company owed one of its officers $80,000 at March 31, 2005 for normal operating supplies and expenses. This amount was accumulated in accounts payable and converted into a note on January 02, 2005. This amount was recorded in Short Term Notes payable balance at June 30, 2005. The note was paid in full prior to its maturity date. This note was not secured by any company assets.

The Company owed one of its officers $150,000 at March 31, 2006 for normal operating supplies and expenses. This amount was accumulated in accounts payable and converted into a note on September 30, 2005. This amount is recorded in Short Term Notes payable balance at March 31, 2006. The note was created on September 30, 2005 with a principal amount of $150,000 bearing interest at 8% per annum with a maturity date of principal and interest due on or before September 30, 2006. This note is not secured by any company assets.

The Company owed the same officer $20,000 at March 31, 2006 for normal operating supplies and expenses. This amount was accumulated in accounts payable and converted into a note on February 1, 2006. This amount is recorded in Short Term Notes payable balance at March 31, 2006. The note was created on February 1, 2006 with a principal amount of $ 20,000 bearing interest at 8% per annum with a maturity date of principal and interest due on or before June 30, 2006. This note is not secured by any company assets.

The Company also owed one of its officers $87,156 at March 31, 2006 for normal operating supplies and expenses. This amount was accumulated in accounts payable and converted into a note on December 31, 2005. This amount is recorded in Short Term Notes payable balance at March 31, 2006. The note was created on September 30, 2005 with a principal amount of $87,156 bearing interest at 5% per annum with a maturity date of principal and interest due on or before December 31, 2006.

The Company owed the Shirvanian Family Investment Partnership $390,000 at March 31, 2006 for facility rental fees. An agreement dated November 1, 2005 was accepted on March 5, 2006 whereby all amounts due have been converted to a notes payable with a principal amount due of $390,000 bearing interest at the prime interest rate plus two (2) percent. The note is due in full with all accrued interest on June 30, 2006 and is unsecured by company assets.

The Company owed an unrelated party, Ribaldi, $120,000 at March 31, 2006. This amount was received on December 1, 2005 as an unsecured note payable with a principal amount due of $120,000 bearing interest at the seven (7) percent. The note is due in full with all accrued interest on June 30, 2006 and is unsecured by company assets.

The Company owed an unrelated party, Sound Development, $50,000 at March 31, 2006. This amount was received on November 16, 2005 as an unsecured note payable with a principal amount due of $50,000 bearing interest at the seven (7) percent. The note is due in full with all accrued interest on June 30, 2006 and is unsecured by company assets.

The Company owed an unrelated party, Smith, $120,000 at March 31, 2006. This amount was received on November 11, 2005 as an unsecured note payable with a principal amount due of $120,000 bearing interest at the seven (7) percent. The note is due in full with all accrued interest on June 30, 2006 and is unsecured by company assets.


NOTE 4 - EQUITY
---------------

Preferred Stock
---------------

At March 31, 2006, the Company has 100,000 shares of preferred shares authorized, with a par value of $.001. There are no shares outstanding at December 31, 2005. The Board of Directors will determine the terms of the preferred stock when the shares are issued.

Common Stock
------------

At March 31, 2006 the Company has 50,000,000 shares of common stock authorized, with a par value of $.001 per share. There are 8,732,080 shares outstanding at March 31, 2006.

                    SMART TRUCK SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006

NOTE 5 - RELATED PARTIES
------------------------

On August 23, 2004 the Company entered into an asset exchange agreement with a shareholder, whereby the Company issued 4,000,000 shares of its common stock for selected manufacturing assets. The management values these assets purchased and the share issue as follows:


                    Inventories                           $         667,327
                    Office equipment                                 73,856
                    Manufacturing equipment                       1,107,246
                    Dies and Jigs                                 1,453,000
                    Show equipment                                  200,500
                    Vehicles                                        149,500
                                                          -----------------
Total Value of Stock Issued and Assets Purchased          $       3,651,429
                                                          =================


One of the Company's shareholders was also its major customer during the period. Total sales to this customer during the period were $ 332,026.15. There was a receivable balance of $ 399,464.40 from this customer at March 31, 2006.

The Company owed one of its officers $170,000 at March 31, 2006 for normal operating supplies and expenses. This amount was accumulated in accounts payable and converted into a note on September 30, 2005. This amount is recorded in Short Term Notes payable balance at March 31, 2006. The note was created on September 30, 2005 with a principal amount of $150,000 bearing interest at 7% per annum with a maturity date of principal and interest due on or before August 15, 2006.

The Company also owed one of its officers $87,156 at March 31, 2006 for normal operating supplies and expenses. This amount was accumulated in accounts payable and converted into a note on December 31, 2005. This amount is recorded in Short Term Notes payable balance at March 31, 2006. The note was created on September 30, 2005 with a principal amount of $87,156 bearing interest at 0% per annum with a maturity date of principal and interest due on or before December 31, 2006.

On September 1, 2004 the Company entered into a one year lease agreement for manufacturing and office space from a trust whose beneficiaries are the children of a stockholder (see Note 6). This lease has been renewed on a month to month basis pending negotiation of a new lease agreement. An agreement dated November 1, 2005 was accepted on March 5, 2006 whereby all amounts due have been converted to a notes payable with a principal amount due of $390,000 bearing interest at the prime interest rate plus two (2) percent. The note is due in full with all accrued interest on June 30, 2006.

NOTE 6 - COMMITMENTS
--------------------

On September 1, 2004 the Company entered into a one year lease agreement for manufacturing and office space. The lease terminated August 31, 2005 and has renewed on a month by month basis. Since August 2`, 2005 the Company has remained in its present location on a month to month basis with rent payments of $30,000 per month for the months of September 2005 through March 2006. At March 31, 2006 the Company owed $ 0 under this agreement

                    SMART TRUCK SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006

NOTE 7 - GOING CONCERN
----------------------

The Company has not generated significant revenues or profits to date. This factor among others may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management will continue raising working capital, and looking for long and short term debt to relieve the working capital problems. In addition management will continue an aggressive program of cost control in the plant and administration to reduce losses move towards profitability. Finally, management will aggressively attempt to increase sales as working capital allows.

ITEM 2

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
 OF OPERATION FOR THE YEAR ENDED JUNE 30, 2005 AND QUARTER ENDED MARCH 31, 2006

The following discussion of the financial condition and results of operations of Smart Truck Systems, Inc., should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

This discussion contains forward-looking statements that involve risks and uncertainties, Smart Truck Systems, Inc., actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to competition and overall market conditions.

We are organized into a holding company (Smart Truck Systems, Inc.) that handles all aspects of being a publicly traded company. Smart Truck Systems, Inc., is a 100% owner of STS Manufacturing Company, a California corporation that operates a truck body manufacturing plant in Moreno Valley, California. In this document and in all financial reports Smart Truck refers to Smart Truck System, Inc. and STS Manufacturing Co. combined as one organization. Smart Truck does not have any off balance sheet arrangements with any companies or individuals.

Management feels the company is still in the development stage on June 30, 2005 because it was still involved heavily in the financial planning, raising capital (primarily working capital), training personnel, developing markets and starting production lines for front loaders, roll offs and side loaders.

We acquired the bulk of our assets from Kosti Shirvanian for stock in our Company. The equipment had not been used for several months so it required considerable repair to make it ready to use. The predecessor's cost on the equipment was considerably more than similar equipment is available in the open market. Consequently, we made the following assumptions in valuing the equipment. We used values from recent used equipment auctions and brokers' publications of used equipment for sale of similar items.

Predecessors costs were determined by GAAP standards after depreciation when applicable. The inventory had a predecessors costs of $667,327. We valued the inventory at $667,327. The office equipment had a predecessors cost of $160,480.11. We valued the office equipment at $77,331 based on values to replace the used office equipment. The manufacturing equipment had a predecessor's cost of $2,680,421. We valued the manufacturing equipment at $1,107,246 based on values from recent used equipment auctions and brokers' publications of used equipment for sale of similar items. The vehicles had a predecessors costs of $201,450 dollars. We valued the vehicles at wholesale blue book value $149,500. The jigs and dies had a predecessor's cost of $1,980,261. We valued the jigs and dies at $1,107,246our cost to make them or replace them. The show equipment consists of two display booths for trade shows. The booths have been used in two trade shows: one in Phoenix, Arizona, and one in Las Vegas, Nevada. Predecessors cost of the show equipment was $305,260 dollars. We estimated their value at approximately 65% of the predecessors cost and about 50% of our cost to replace them. Inventories were valued at the present replacement cost if we purchased the parts and materials today. As we improve the designs of our products, some of our inventory could become obsolete. When this occurs, this obsolete inventory will be written off. The Inventory and its variations both increases and decreases are monitored daily. Presently we have no obsolete inventory. When inventory exceeds $1,250,000 the Company will establish an inventory allowance of approximately 1%. The write off would be very small as obsolete parts would be sold as replacement parts. Our Accounts Receivable are primarily with cities and counties so management feels that the likelihood of an uncollectible account is very small. Management will monitor Account Receivable growth and when appropriate will establish a reserve for uncollectible accounts.

                                     Predecessors cost      STS values
                                     -----------------     -------------
 1.  Inventory                       $       667,327       $     667,327
 2.  Office equipment                $       160,480       $      73,856
 3.  Manufacturing equipment         $     2,680,421       $   1,107,246
 4.  Dies and Jigs                   $     1,980,261       $   1,453,000
 5.  Show equipment                  $       305,260       $     200,500
 6.  Vehicles                        $       201,450       $     149,500
    TOTAL:                           $     5,995,199       $   3,651,429

The estimates used in determining these values effects the asset value of the company. This also effects the depreciation expensed by the company and in turn the profit or loss of Smart Truck and the earning or loss per share. Management elected to use a cost value less than predecessors cost to present in managements opinion a more accurate estimate of the value of the assets of Smart Truck.

Financial Planning And Budgeting

From inception until June 30, 2005 the company has spent a substantial amount of time in financial planning and budgeting of the company. We have determined the selling price of our products by valuing our cost to purchase various parts and our cost to purchase raw materials for the parts that we manufacture. We then estimated the cost of labor for the manufacture of each part. This, combined with our estimate of the labor to assemble the product--plus an allowance for general and administrative expense and profit--makes up our selling price. The labor and the allocation of general and administrative expense and estimates could vary greatly from our figures. This variation could greatly affect our profitability. Management is carefully keeping records of the actual time spent on manufacturing our products to enable us to improve the accuracy of our estimates.

If our estimates are wrong we could over or understate the cost of goods sold. This could result in operating losses for Smart Truck. At this time as we are starting to produce truck bodies we are dependent on these estimates to determine the selling price of our products.

The warranty that we extend to purchase our trucks is generally a pass through from the manufacturers of the component part. Therefore, we have only a minimal warranty liability. We have estimated a warranty liability of two and one-half percent (2.5%) of sales. We have no basis or experience to base this upon. Smart Truck does not have a rebate, return, discount, or allowance program at this time, and has no plan to commence one.

Our primary business is to manufacture refuse truck bodies. The service repair and sale of parts will be only be a small part of the revenue and business of the company. The service repair and parts is designed to support our manufacturing of Smart Truck refuse bodies. At this time Smart Truck has not commenced its major operations of producing two refuse bodies per week.

Smart Truck is considered a development stage company because it has not commenced its major operation of producing two refuse vehicles a week profitability. In addition the company have not achieved major revenues in connection with the sales of two refuse vehicles a week.

Revenue is recognized on the accrual basis, when the service is rendered or when the refuse body, part or service is delivered to the customer. Expenses are recorded on an accrual basis. At this time Smart Truck does not have an advertising allowance, volume discount or an other form of sales incentive.

Our planned principal operation is to manufacture on an assembly line bases front loaders, roll offs and side loader refuse truck bodies. From inception until March 31, 2006 the service repair and sale of parts was only a small part of the revenue and business of the company. The service repair and parts was designed to support our manufacturing of the 10 front loaders and 7 roll offs sold during our audit period. At this time Smart Truck has not commenced its planned principal operations of manufacturing on an assembly line bases one front loader, one side loader and one roll off a week.

Raising Capital

Smart Truck has devoted a major amount of time from inception to raising capital for the company. Smart Truck has worked with investment bankers, venture capitalist and broker dealers in trying to determine the most efficient and cost effective way to raise capital for the company. The company has registered 3,000,000 common shares on a form-SB-2 effective March 10, 2006.

Developing Markets

In March of 2005 the company introduced its products to the Hawiian islands and the state of Arizona. The sales department has made several trips to the islands to develop the market and also traveled to numerous refuse collectors in Arizona attempting to introduce the products.. The company has provide literature and met with city officials both in Hawaii and in Arizona.

Recruiting And Training

From inception the company has interviewed engineers, production and sales personnel in order to fill the necessary positions. Once funding allows the company will hire a production supervisor to oversee the planned operations of manufacturing on an assembly line bases front loaders, roll offs and side loaders. The company will also need to hire labors to fill the assembly line stations.

Research And Development.

The company acquired the designs for a front loader, roll off and side loader in September of 2004. From inception Smart Truck began to redesign and modify the refuse vehicles into a commercially feasible and marketable products.

1. In January of 2005 Smart Truck finalized the design of the front loader and built 10 units from January 2005 until June of 2005 on a partial assembly line basis.

2. In July of 2005 Smart Truck finalized the design on its roll off and commenced production on a truck by truck basis. From inception to the end of June 2005 Smart Truck built 15 units. The Roll offs are not being made on an assembly line basis at this time. Management will when funding is available develop an assembly line to produce roll off bodies.

3. In September 2005 Smart Truck finalized the design on its side loader at this time Smart Truck is developing the manufacturing line to build the side loader. The Side loaders are not being made on an assembly line basis at this time. Management will when funding is available develop an assembly line to produce side loader bodies.

Smart Truck is considered a development stage company because it has not commenced its major operation of producing two refuse vehicles a week profitability. In addition the company has not achieved major revenues in connection with the sales of two refuse vehicles a week.

Smart Truck's manufacturing operations are subject to federal, state, and local statutes and regulations relating to the protection of the environment, work site safety standards, and product size and weight limitations. Such regulations increase Smart Truck's cost of doing business. The County of Riverside, California requires us to have a permit to use paint and solvents that are used in painting the trucks. This permit is called a Hazardous Waste Permit and costs $2,600 per year. In addition, Smart Truck has a a license from the Southern California Air Quality Board to spray paint. This license costs $4,750 per year. To date, Smart Truck has not had any material burdensome anti-pollution regulations affecting this Company.

All of our activities are disclosed in our financial statements. We have no off-balance sheet arrangements.

General

Our income is derived from our principal operations of manufacturing front loaders, roll offs and side loaders.. Smart Truck has also made nominal income form the repair of trucks owned by the refuse collectors in Southern California and lastly from the sale of parts for refuse collection trucks. When we acquired the manufacturing assets on September 1, 2004, there was no going business. The plant was inoperative.

During the three-month period ending March 31, 2006, Smart Truck continued the production of front loader bodies, roll off bodies and side loaders. During this period we had sales of $422,813. Manufacturing costs were $1,068,461 and marketing and administrative costs were $153,346. This resulted in a net loss of $798,994. This compares to the three-month period ending March 31, 2005, Smart Truck produced front loader bodies and roll off bodies. During this period of 2005 the company had sales of $437,354. Manufacturing costs were $713,349 and marketing and administrative costs were $73,174. This resulted in a net loss of $349,169. Management has been concentrating on reducing the operating and manufacturing costs of the Company.

As of March 31, 2006, we have orders for 15 roll off bodies and 23 refuse collection bodies. These orders represent a sale value of $2,106,000. Management believes that the present sales organization can maintain an adequate backlog of orders to increase our production capacity.

To achieve our planned principal operations the company will need to acquire additional funding to purchase parts, raw materials, and labor to fill the production lines for front loaders, roll offs and side loaders. The Company is seeking a short term loan to enable it to increase production prior to obtaining investor capital.

Management also believes that we should be able to increase our production from March 31, 2006 through March 31, 2007. Our projections indicate that if we are successful in increasing production in March 31, 2006 through March 31, 2007, Smart Truck should show a profit from operations.

Market Risks
Management recognizes that the present manufacturers expanding their production, or new manufacturers entering the market may reduce the strong demand for refuse collection trucks. At the present time the truck manufacturing industry is not meeting the demand for new refuse collection trucks. We believe that our revenue will fund our operations starting in January 2007; however, to continue our present growth plans we are seeking additional financing.


ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     Smart Truck Systems, Inc. was named as a defendant in Case No. 06C00140 styled CPE HR Inc. v. STS Manufacturing Co. in the Los Angeles Superior Court of California, County of Los Angeles. This matter has is in dispute. The matter concerns overpayments by STS of worker compensation premiums.

Item 2. Changes in Securities

      None.

Item 3. Defaults upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      Effective March 27, 2006 the Registrant accepted the resignations of Kosti Shirvanian and Khoren Shaginian from their positions as a member of the Registrant's Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

     A.   Exhibits:


31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2  Certification of Principal Financial and Accounting Officer Pursuant to
      Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2  Certification of Principal Financial and Accounting Officer Pursuant to
      Section 906 of the Sarbanes-Oxley Act.

     B.   Reports of Form 8-K.

On May 9, 2006 the Registrant filed a Current Report on Form 8-K on the resignations of Kosti Shirvanian and Khoren Shaginian from their positions as a member of the Registrant's Board of Directors. No reports on Form 8-K were filed during the quarter ended March 31, 2006, for which this report is filed.





                            SMART TRUCK SYSTEMS, INC.

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SIGNATURE


May 10, 2006                               /s/ Robert L. Cashman
                                           ------------------------
                                           Robert L. Cashman,
                                           Chief Executive Officer
                                           (PRINCIPAL EXECUTIVE OFFICER)


May 10, 2006                               /s/ John W. Vilagi
                                           ------------------------
                                           John W. Viliagi,
                                           Chief Accounting Officer
                                           (PRINCIPAL ACCOUNTING OFFICER)

                                  Exhibit Index


Exhibit No. Description


     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

     31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

     32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

     32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.